Form 10-K
period 2007-12-31
Specialty Underwriting & Residential Finance Trust, Series 2007-AB1
filed 2008-03-28
CIK 1392869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Specialty Underwriting and Residential Finance Trust, Series 2007-AB1
New York
(I.R.S. Employer Identification No.)
04-3852607, 04-3852608, 04-3852609
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
St. Paul, MN
60 Livingston Avenue
(Zip Code)
55107
651-495-3849
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Merrill Lynch Mortgage Investors, Inc. (Depositor)
Merrill Lynch Mortgage Lending, Inc.
333-130545-50
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
None.
Smaller reporting company [ ]
c/o U.S. Bank National Association
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None
Item 9B. Other Information.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of
Regulation AB, other than routine litigation incidental to the duties of those respective parties.
No single obligor represents 10% or more of the pool assets held by the issuing entity.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.
The significance percentages of the derivative transactions entered into on behalf of the issuing entity are less than
10%.
Item 1115(b) of Regulation AB.
The information regarding this item has been previously filed in a 424(b)(5) filing dated March 26, 2007.
See Item 15, exhibits (33) and (34).
Item 1114(b)(2) of Regulation AB.
Significant Enhancement Provider Financial Information.
See Item 15, exhibits (35).
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 15. Exhibits, Financial Statement Schedules.
b) See (a) above
c) Not Applicable.
PART IV
a) 1. Not Applicable.
2. Not Applicable.
3.
Pooling and Servicing Agreement, dated as of March 1, 2007, among Merrill Lynch Mortgage
Investors, Inc., as Depositor, Wilshire Credit Corporation, as Servicer, and U.S. Bank National
Association, as Trustee. (filed as an exhibit to Form 8-K on April 10, 2007)
Mortgage Loan Sale and Assignment Agreement, dated as of March 1, 2007, between Merrill Lynch
Mortgage Capital Inc., as Seller, and Merrill Lynch Mortgage Investors, Inc., as Purchaser. (filed as an exhibit to Form 8-K on April 10, 2007)
Exhibit 4.1
Exhibit 10
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
Exhibit 31 302 Sarbanes-Oxley Certification
a) LandAmerica Tax and Flood Services, Inc., as Vendor
b) U.S. Bank National Association, as Trustee and Custodian
c) Wilshire Credit Corporation, as Servicer
d) ZC Sterling Insurance Agency, Inc., as Vendor
a) LandAmerica Tax and Flood Services, Inc., as Vendor
b) U.S. Bank National Association, as Trustee and Custodian
c) Wilshire Credit Corporation, as Servicer
d) ZC Sterling Insurance Agency, Inc., as Vendor
a) Wilshire Credit Corporation, as Servicer
SIGNATURES
March 27, 2008
/s/ Ken Frye
Ken Frye
Senior Vice President, Loan Servicing
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Wilshire Credit Corporation, as Servicer
Specialty Underwriting and Residential Finance Trust, Series 2007-AB1
(Senior Officer in Charge of the Servicing Function)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Pooling and Servicing Agreement, dated as of March 1, 2007, among Merrill Lynch Mortgage Investors, Inc., as Depositor, Wilshire Credit Corporation, as Servicer, and U.S. Bank National Association, as Trustee. (filed as an exhibit to Form 8-K on April 10, 2007)
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
Exhibit 31 302 Sarbanes-Oxley Certification
Mortgage Loan Sale and Assignment Agreement, dated as of March 1, 2007, between Merrill Lynch
Mortgage Capital Inc., as Seller, and Merrill Lynch Mortgage Investors, Inc., as Purchaser. (filed as an exhibit to Form 8-K on April 10, 2007)
Exhibit 4.1
Exhibit 10.1
a) LandAmerica Tax and Flood Services, Inc., as Vendor
b) U.S. Bank National Association, as Trustee and Custodian
c) Wilshire Credit Corporation, as Servicer
d) ZC Sterling Insurance Agency, Inc., as Vendor
a) LandAmerica Tax and Flood Services, Inc., as Vendor
b) U.S. Bank National Association, as Trustee and Custodian
c) Wilshire Credit Corporation, as Servicer
d) ZC Sterling Insurance Agency, Inc., as Vendor
a) Wilshire Credit Corporation, as Servicer